Form 10-K
period 1997-12-31
EMPIRE FUNDING HOME LOAN OWNER TRUST 1997-5
filed 1998-03-30
CIK 1051685

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                     FORM 10-K



                      Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1997

______________________ or

[    ] Transition Report Pursuant to Section 13 or 15 15d of the Securities
       Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number     333-40467-02
     Painewebber Mortgage Acceptance Corporation
     Empire Funding Home Loan Owner Trust 1997-5
(Exact name of registrant as specified in its charter)

     Delaware                        06-1204982
(State or other jurisdiction         (I.R.S. Employer
of incorporation or organization)     Identification No.)

1285 Avenue of the Americas
New York, NY                                         10019
(Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code:  (212) 713-2000

     Securities registered pursuant to Section 12(b) of the Act
           NONE






     Securities registered pursuant to Section 12(g) of the Act
           NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes           X  No (Note)
     Note: The Registrant has been required to file reports since
     December 22, 1997, the Closing Date of the Securitization.
                                       PART I

Item 2.  Properties
         See Exhibit 99.1 & 99.2.

Item 3. Legal Proceedings
        There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
        There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were forty-five participants in the DTC system holding positions in the Cede certificates.
     The following were Certificateholders of record
     as of the end of the reporting year.
     Empire Funding Home Loan Owner Trust 1997-5
     Class A-1                       Cede & Co.
     Class A-2                       Cede & Co.
     Class A-3                       Cede & Co.
     Class A-4                       Cede & Co.
     Class A-4 IO                    Cede & Co.
     Class M-1                       Cede & Co.
     Class M-2                       Cede & Co.
     Class B-1                       Cede & Co.


     There is no established trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management
     The Notes are represented by one or more notes registered in the name of of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:
     Cede & Co.






     c/o The Depository Trust Company
     Seven Hanover Square
     New York, New York 10004

Item 13.  Certain Relationships and Related Transactions.
     There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1.  Not Applicable
           2.  Not Applicable
           3.  Exhibits
                99.1  Annual Summary Statement
                99.2  Annual Statement as to Compliance.
                99.3  Annual Independent Public
                         Accountant's Servicing Report.

     (b)   Reports on Form 8-K
     There have been no reports filed on Form 8-K as of December 31, 1997.

     (c)    See (a) 3 above

     (d)    Not Applicable

                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     NationsBanc Asset Securities Inc.

     Nationsbanc Asset Securities Inc., Asset Backed Certificates, Series 1997-1

By: /s/  Mark LeMay
     Vice President, U.S. Bank National Association

Date:March 30, 1998


                                        EXHIBIT INDEX

     Exhibit          Description
     99.1             Annual Summary Statement
     99.2             Annual Statement as to Compliance
     99.3             Annual Independent Public Accountant's Servicing Report

       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1997


     Nationsbanc Asset Securities Inc., Asset Backed Certificates, Series 1997-1
              Summary of Aggregate Amounts or End of Year Amounts







     Pool Ending Balance              180,191,204.21
     Pre-Funding Account Balance       59,808,796.00
     Class A-1 Balance                 59,910,000.00
     Class A-2 Balance                 61,590,000.00
     Class A-3 Balance                 16,490,000.00
     Class A-4 Balance                 25,210,000.00
     Class A-4 IO Balance (Notional)   25,210,000.00
     Class M-1 Balance                 36,600,000.00
     Class M-2 Balance                 17,400,000.00
     Class B-1 Balance                 15,600,000.00
     Class B-2 Balance                  7,200,000.00

     There was no distribution activity as of December 31, 1997.

       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
     To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
     To be supplied upon receipt by the Trustee